Form 10-Q
period 2008-09-30
Parks One, Inc.
filed 2008-11-12
CIK 1419836

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes □ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer □	Accelerated filer □
Non-accelerated filer □	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☒ Yes □ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At November 12, 2008 there were 1,000,000 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Parks One, Inc.
(A Development Stage Company)
Balance Sheet—Unaudited
As of September 30, 2008

ASSETS

CURRENT ASSETS:
Cash	$609
TOTAL CURRENT ASSETS	609

TOTAL ASSETS	$609

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accrued Interest	$759
Shareholder Note Payable	$13,650
TOTAL CURRENT LIABILITIES	14,409

TOTAL LIABILITIES	14,409

Preferred stock ($0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2008)	-
Common stock ($0.0001 par value; 100,000,000 shares authorized: 1,000,000 issued and outstanding at September 30, 2008)	100
Paid in Capital	-
Accumulated Deficit	(13,900)
TOTAL STOCKHOLDERS' DEFICIT	(13,800)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$609

Parks One, Inc.
(A Development Stage Company)
Statement of Operations—Unaudited

		Cumulative
	For the Three	Totals Since
	Months Ended	Inception
	September 30, 2008	November 1, 2007
REVENUES:
Income	$-	$-
Total Revenue	-	-

EXPENSES:
Professional Fees	2,500	13,081
Interest Expense	223	759
Selling, General, and Administrative	60	60
Total Expenses	2,783	13,900

NET LOSS	$(2,783)	$(13,900)

Basic and fully diluted net loss per common share:	$(0.003)	$(0.014)

Weighted average common shares outstanding	1,000,000	1,000,000

Parks One, Inc.
(A Development Stage Company)
Statement of Stockholders' Deficit—Unaudited

					Additional
	Common Stock		Preferred stock		Paid-in	Deficit
	Shares	Amount	Shares	Amount	Capital	Accumulated

Balances, November 1, 2007 Inception	1,000,000	$100	-	$-	$-	$(2,500)

Net loss	-	-	-	-	-	(8,617)

Capital Contributions	-	-	-	-	-	-

Issuance of common shares	-	-	-	-	-	-

Balances, June 30, 2008	1,000,000	$100	-	$-	$-	$(11,117)

Net loss	-	-	-	-	-	(2,783)

Balances, September 30, 2008	1,000,000	$100	-	$-	$-	$(13,900)

Parks One, Inc.
(A Development Stage Company)
Statement of Cash Flows—Unaudited

	For the	Cumulative
	Three Months	Totals
	Ended	Since
	September 30, 2008	Inception
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,783)	$(13,900)
Adjustments to reconcile net (loss) to net cash used in operations:
Changes in Assets and Liabilities:
Increase/(decrease) in Accrued Interest	223	759
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(2,560)	(13,141)

CASH FLOWS FROM INVESTING ACTIVITIES:
Shareholder Loan	3,000	13,650
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	3,000	13,650

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital Stock purchase	-	100
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	-	100

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	440	609

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE YEAR	169	-

END OF THE PERIOD	$609	$609

PARKS ONE, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2008

NOTE A- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity- Parks One, Inc. (the “Company”) was organized under the laws of the State of Nevada on October 09, 2007 as a corporation with a year end of June 30. The Company’s objective is to acquire or merge with a target business or company in a business combination.

Basis of Presentation- The financial statements included herein were prepared under the accrual basis of accounting.

Cash and Cash Equivalents- For purposes of the Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents.

Note Payable to Related Party & Accrued Interest
A series of loans were obtained and documented by notes dated October 26, 2007, June 16, 2008, and September 3, 2008 from JSL Investments, LLC. John S. Lewis, president of Parks One, Inc., is a principal in the lender. The loans are for $9,000, $1,650, and $3,000 of which all had been issued, and bears interest at 8% per annum on demand. The interest accrued, but not paid, for this period is $223.

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
NOTES TO THE UNAUDITED STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2008

NOTE A- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments- The carrying amounts reported in the balance sheet for cash, accounts receivable and payable approximate fair value based on the short-term maturity of these instruments.

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of September 30, 2008, the balance in Accounts Receivable was $0.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the period ended September 30, 2008.

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

Fair Value for Financial Assets and Financial Liabilities- The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value for Financial Assets and Financial Liabilities- Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. No such assets or liabilities were recognized during the period ending September 30, 2008.

Recent Accounting Pronouncements-
Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations”: In December, 2007, the Board revised this Statement with the objective to improve relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. The statement establishes principles and requirements for how the acquirer:
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
NOTES TO THE UNAUDITED STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2008

NOTE A- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

This Statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this Standard is not expected to have a material effect on the Company’s results of operations or financial position.
Statement of Financial Accounting Standards (SFAS) No. 160, ”Noncontrolling Interests in Consolidated Financial Statements- an Amendment of ARB No. 51”: In December, 2007, the Board issued this Statement with the objective of improving the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require:
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

Statement of Financial Accounting Standards (SFAS) No. 161, ”Disclosures about Derivative Instruments and Hedging Activities-an Amendment of FASB Statement No.133”:In March, 2008, The Board issued this Statement which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to enhance disclosures about:
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
NOTES TO THE UNAUDITED STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2008

NOTE B-SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the quarter ended September 30, 2008 is summarized as follows:

Cash paid during the quarter ended September 30, 2008 for interest and income taxes:

Income taxes	$	NONE
Interest	$	NONE

NOTE C-SEGMENT REPORTING

In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131,”Disclosures About Segments of an Enterprises and Related Information”. This Statement requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of September 30, 2008.

NOTE D-GOING CONCERN

As shown in the accompanying audited financial statements, the Company has suffered a loss from operations to date. It has experienced a loss of $13,900 since inception and has a small working capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE E-COMMITMENTS

As of September 30, 2008, the Company had no commitments.

NOTE G-CAPITAL STOCK

The Company is authorized to issue 100,000,000 common shares at $0.0001 par value per share.
During the period from October 9, 2007 (Inception) through September 30, 2008, the company issued the following stock:

John S. Lewis/JSL Investments	700,000
Garvin Strategic Capital	300,000
Total	1,000,000

The Company is authorized to issue 10,000,000 preferred shares at $0.0001 per share.
During the period from October 9, 2007 (Inception) through September 30, 2008, the Company issued no preferred stock.

PARKS ONE, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2008

NOTE H-DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of September 30, 2008 and to date has had no significant operations. Recovery of the Company assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

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

Liquidity and Capital Resources.

During the next twelve months we anticipate incurring costs and expenses related to filing of Exchange Act reports and investigating and consummating a Business Combination. Management expects to fund additional costs and expenses which may be incurred in connection with due diligence activities and a Business Combination through loans or further investment in the Company, as and when necessary. Toward that end, management extended a loan to the Company in the amount of $3,000 as evidenced by a promissory note dated September 3, 2008. We cannot provide investors with any assurance that we will have sufficient capital resources to identify a suitable Target Business, to conduct effective due diligence as to any Target Business or to consummate a Business Combination.

2

Results of Operations.

Since our inception, we have neither engaged in any operations nor generated any revenues. We do not expect to engage in any activities, other than seeking to identify a Target Business, unless and until such time as we enter into a Business Combination with a Target Business, if ever. We cannot provide investors with any assessment as to the nature of a Target Business’s operations or speculate as to the status of its products or operations, whether at the time of the Business Combination it will be generating revenues or its future prospects.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4T. Controls and Procedures.

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

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2008 (the “Evaluation Date”). Such evaluation was conducted under the supervision and with the participation of the Company’s principal executive officer who also is our principal financial officer. Based upon such evaluation, the Company’s principal executive officer has concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective. There have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Changes in Securities and Small Business Issuer Purchase of Equity Securities.

(a) None.

(b) None.

(c)  During the three months ended September 30 2008, the Company did not issue any securities.

(d) None.

(e) None.

3

Item 3. Defaults Upon Senior Securities.

 None.

Item 4. Submission of Matters to a Vote of Security Holders.

 None.

Item 5. Other Information.

  On September 3, 2008, the Company issued a promissory note in favor of JSL Investments, LLC, a limited liability company owned by John Lewis, an officer and director, in the amount of $3,000 evidencing a loan by him. The note is payable on demand and bears interest at the rate of 8% per annum. The Company used the proceeds of the loan to pay costs and expenses incurred in connection with satisfying its reporting obligations under the Securities Exchange Act of 1934, as amended.

Item 6. Exhibits.

Exhibit	Description

4.1	Form of demand promissory note executed by the registrant in favor of JSL Investments, LLC.

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

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

PARKS ONE, INC.

Date:	November 12, 2008	By:	/s/ John S. Lewis
John S. Lewis, President

5