Form 10-Q
period 2008-12-31
Parks One, Inc.
filed 2009-02-11
CIK 1419836

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2008

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
(Registrant's telephone number)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes ☐ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.☐  Yes   ☐  No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  At February 11, 2009 there were 1,000,000 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Parks One, Inc.
(A Development Stage Company)
Balance Sheet—Unaudited
As of December 31, 2008

ASSETS

CURRENT ASSETS:
Cash	$47
TOTAL CURRENT ASSETS	47

TOTAL ASSETS	$47

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accrued Interest	$1,084
Shareholder Note Payable	$17,400
TOTAL CURRENT LIABILITIES	18,484

TOTAL LIABILITIES	18,484

Preferred stock ($0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2008)	-
Common stock ($0.0001 par value; 100,000,000 shares authorized:
1,000,000 issued and outstanding at December 31, 2008)	100
Paid in Capital	-
Accumulated Deficit	(18,537)
TOTAL STOCKHOLDERS' DEFICIT	(18,437)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$47

Parks One, Inc.
(A Development Stage Company)
Statement of Operations—Unaudited

					Cumulative
					Totals Since
	For the Three Months Ended		For the Six Months Ended		Inception
	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007	November 1, 2007
REVENUES:
Income	$-	$-	$-	$-	$-
Total Revenue	-	-	-	-	-

EXPENSES:
Professional Fees	2,700	10,581	5,200	10,581	15,781
Interest Expense	325	536	548	536	1,084
Selling, General, and Administrative	1,612	-	1,672	-	1,672
Total Expenses	4,637	11,117	7,420	11,117	18,537

NET LOSS	$(4,637)	$(11,117)	$(7,420)	$(11,117)	$(18,537)

Basic and fully diluted net loss per common share:	$(0.00)	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted average common shares outstanding	1,000,000	1,000,000	1,000,000	1,000,000	1,000,000

Parks One, Inc.
(A Development Stage Company)
Statement of Stockholders' Deficit—Unaudited

					Additional
	Common Stock		Preferred stock		Paid-in	Deficit
	Shares	Amount	Shares	Amount	Capital	Accumulated

Balances, November 1, 2007 Inception	1,000,000	$100	-	$-	$-	$(2,500)

Net loss	-	-	-	-	-	(8,617)

Capital Contributions	-	-	-	-	-	-

Issuance of common shares	-	-	-	-	-	-

Balances, June 30, 2008	1,000,000	$100	-	$-	$-	$(11,117)

Net loss	-	-	-	-	-	(7,420)

Balances, December 31, 2008	1,000,000	$100	-	$-	$-	$(18,537)

Parks One, Inc.
(A Development Stage Company)
Statement of Cash Flows—Unaudited

	For the	Cumulative
	Six Months	Totals
	Ended	Since
	December 31, 2008	Inception
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,420)	$(18,537)
Adjustments to reconcile net (loss) to net cash used in operations:
Changes in Assets and Liabilities:
Increase/(decrease) in Accrued Interest	548	1,084
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(6,872)	(17,453)

CASH FLOWS FROM INVESTING ACTIVITIES:
Shareholder Loan	6,750	17,400
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	6,750	17,400

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital Stock purchase	-	100
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	-	100

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(122)	47

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE YEAR	169	-

END OF THE PERIOD	$47	$47

PARKS ONE, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2008

NOTE A- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity- Parks One, Inc. (the "Company”) was organized under the laws of the State of Nevada on October 09, 2007 as a corporation with a year end of June 30. The Company’s objective is to acquire or merge with a target business or company in a business combination.

Basis of Presentation- The financial statements included herein were prepared under the accrual basis of accounting.

Cash and Cash Equivalents- For purposes of the Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents.

Notes Payable to Related Party & Accrued Interest
A series of loans were obtained from JSL Investments, LLC and documented by promissory notes dated October 26, 2007, June 16, 2008, and September 3, 2008.  John S. Lewis, president of Parks One, Inc., is a principal in the lender. The loans are for $9,000, $1,650, $3,000, $2,500, and $100.  The promissory notes are payable on demand and bear interest at the rate of 8% per annum. The interest accrued, but not paid, for this period is $548.

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
FOR THE PERIOD ENDED DECEMBER 31, 2008

NOTE A- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments- The carrying amounts reported in the balance sheet for cash, accounts receivable and payable approximate fair value based on the short-term maturity of these instruments.

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of December 31, 2008, the balance in Accounts Receivable was $0.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the period ended December 31, 2008.

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

Fair Value for Financial Assets and Financial Liabilities- The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value for Financial Assets and Financial Liabilities- Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. No such assets or liabilities were recognized during the period ending December 31, 2008.

Recent Accounting Pronouncements-
Statement of Financial Accounting Standards (SFAS) No. 141,”Business Combinations”: In December, 2007, the Board revised this Statement with the objective to improve relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. The statement establishes principles and requirements for how the acquirer:
a.	recognizes and measures in its financial statements the identifiable assets acquired, the liabilitiesassumed, and any non-controlling interest in the acquiree,
b.	recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and
c.	determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

PARKS ONE, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2008

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
d.	the gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment rather than the carrying amount of that retained investment, and
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
FOR THE PERIOD ENDED DECEMBER 31, 2008

NOTE B-SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the period ended December 31, 2008 is summarized as follows:

Cash paid during the period ended December 31, 2008 for interest and income taxes:

Income taxes	$	NONE
Interest	$	NONE

NOTE C-SEGMENT REPORTING

In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131,”Disclosures About Segments of an Enterprises and Related Information”. This Statement requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of December 31, 2008.

NOTE D-GOING CONCERN

As shown in the accompanying audited financial statements, the Company has suffered a loss from operations to date. It has experienced a loss of $18,537 since inception and has a small working capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE E-COMMITMENTS

As of December 31, 2008, the Company had no commitments.

NOTE G-CAPITAL STOCK

The Company is authorized to issue 100,000,000 common shares at $0.0001 par value per share.
During the period from October 9, 2007 (Inception) through December 31, 2008, the Company issued the following stock:

John S. Lewis/JSL Investments	700,000
Garvin Strategic Capital	300,000
Total	1,000,000

The Company is authorized to issue 10,000,000 preferred shares at $0.0001 per share.
During the period from October 9, 2007 (Inception) through December 31, 2008, the Company issued no preferred stock.

PARKS ONE, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2008

NOTE H-DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of December 31, 2008 and to date has had no significant operations. Recovery of the Company assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Overview.

Parks One, Inc. was incorporated in the State of Nevada on October 9, 2007 (“we”, “us” or the “Company”) to serve as a vehicle to acquire, through a reverse acquisition, merger, capital stock exchange, asset acquisition or other similar business combination (“Business Combination”), an operating or development stage business ("Target Business") that desires to utilize our status as a reporting company under the Securities Exchange Act of 1934.  We have neither engaged in any operations nor generated any revenues since our inception.

We are currently in the process of evaluating and identifying targets for a Business Combination.  We are not presently engaged in, and will not engage in, any substantive commercial business unless and until we consummate a Business Combination.

Our management will have broad discretion in identifying and selecting a prospective Target Business.  We have not established any specific attributes or criteria (financial or otherwise) for prospective Target Businesses.  No member of our management has never served as an officer or director of a development stage public company with the business purpose of acquiring a Target Business.  Accordingly, they may not successfully identify a Target Business or conclude a Business Combination.  To the extent we affect a Business Combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies.  If we consummate a Business Combination with a foreign entity, we will be subject to all of the risks attendant to foreign operations.  Although our management will endeavor to evaluate the risks inherent in a particular Target Business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

We expect that in connection with any Business Combination, we will issue a significant number of shares of our  common stock (equal to at least 80% of the total number of shares outstanding after giving effect to the transaction) in order to ensure that Business Combination qualifies as a “tax free” transaction under federal tax laws.  The issuance of additional shares of our capital stock:

•	will significantly reduce the equity interest of our stockholders; and

•	will cause a change in and likely result in the resignation or removal of our officers and directors.

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

Liquidity and Capital Resources.

During the next twelve months we anticipate incurring costs and expenses related to filing of Securities Exchange Act reports and investigating and consummating a Business Combination.  Management expects to fund additional costs and expenses which may be incurred in connection with due diligence activities and a Business Combination through loans or further investment in the Company, as and when necessary.  We cannot provide investors with any assurance that we will have sufficient capital resources to identify a suitable Target Business, to conduct effective due diligence as to any Target Business or to consummate a Business Combination.

Results of Operations.

Since our inception, we have not generated any revenues.  We do not expect to engage in any activities, other than seeking to identify a Target Business, unless and until such time as we enter into a Business Combination with a Target Business, if ever.  We cannot provide investors with any assessment as to the nature of a Target Business’s operations or speculate as to the status of its products or operations, whether at the time of the Business Combination it will be generating revenues or its future prospects.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4(T). Controls and Procedures.

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this report.  This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer, who is our principal executive officer and our principal financial officer.  Based on this evaluation, management has concluded that the design and operation of our disclosure controls and procedures are effective.  There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating our controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Changes in Securities and Small Business Issuer Purchase of Equity Securities.

(a) During the three months ended December 31 2008, the Company did not issue any securities.

(b) None.

(c) None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.

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

PARKS ONE, INC.

Date:	February 11, 2008	By:	/s/ John S. Lewis
John S. Lewis, President