Form 10-Q
period 2009-03-31
Parks One, Inc.
filed 2009-05-14
CIK 1419836

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _________

Commission file number: 000-52963

PARKS ONE, INC.
(Name of Small Business Issuer in its charter)

Nevada	26-1277320
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11109 Oak Pond Circle, Charlotte, NC 28277
 (Address of principal executive offices)

(704) 846-4546
Issuer’s telephone number

(Former name, former address and former
fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every
Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes  ☐ No

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  At May 14, 2009 there were 1,000,000 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Parks One, Inc.
(A Development Stage Company)
Balance Sheet--Unaudited
As of March 31, 2009

ASSETS

CURRENT ASSETS:
Cash	$32
TOTAL CURRENT ASSETS	32

TOTAL ASSETS	$32

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Shareholder Note Payable	$18,700
Accrued Interest	1,417
TOTAL CURRENT LIABILITIES	20,117

TOTAL LIABILITIES	20,117

Preferred stock ($0.0001 par value; 10,000,000 shares authorized; no shares
issued and outstanding at March 31, 2009)	-
Common stock ($0.0001 par value; 100,000,000 shares authorized:
1,000,000 issued and outstanding at March 31, 2009)	100
Paid in Capital	-
Accumulated Deficit	(20,185)
TOTAL STOCKHOLDERS' DEFICIT	(19,949)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$32

Parks One, Inc.
(A Development Stage Company)
Statement of Operations--Unaudited

					Cumulative
					Totals Since
	For the Three Months Ended		For the Nine Months Ended		Inception
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008	November 1, 2007
REVENUES:
Income	$-	$-	$-	$-	$-
Total Revenue	-	-	-	-	-

EXPENSES:
Professional Fees	1,000	-	6,200	10,581	16,781
Selling, General, and Administrative	315	198	1,987	1,426	1,987
Total Expenses	1,315	198	8,187	12,007	18,768

Net Income/(Loss) from Operations	(1,315)	(198)	(8,187)	(12,007)	(18,768)

OTHER (EXPENSE)/INCOME
Interest Expense	(334)	-	(881)	(536)	(1,417)

Net Income/(Loss)	$(1,649)	$(198)	$(9,068)	$(12,543)	$(20,185)

Basic and fully diluted net loss per common share:
Net Income/(loss) per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Parks One, Inc.
(A Development Stage Company)
Statement of Stockholders' Deficit--Unaudited

					Additional
	Common Stock		Preferred stock		Paid-in	Deficit
	Shares	Amount	Shares	Amount	Capital	Accumulated

Balances, November 1, 2007 Inception	1,000,000	$100	-	$-	$-	$(2,500)

Net loss	-	-	-	-	-	(8,617)

Capital Contributions	-	-	-	-	-	-

Issuance of common shares	-	-	-	-	-	-

Balances, June 30, 2008	1,000,000	$100	-	$-	$-	$(11,117)

Net loss	-	-	-	-	-	(9,068)

Balances, March 31, 2009	1,000,000	$100	-	$-	$-	$(20,185)

Parks One, Inc.
(A Development Stage Company)
Statement of Cash Flows--Unaudited

	For the		Cumulative
	Nine Months		Totals
	Ended		Since
	March 31,2009	March 31, 2008	Inception
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,068)	$(12,543)	$(20,185)
Adjustments to reconcile net (loss) to net cash used in operations:
Changes in Assets and Liabilities:
Increase/(decrease) in Accrued Interest and Accounts Payable	881	2,731	1,417
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(8,187)	(9,812)	(18,768)

CASH FLOWS FROM INVESTING ACTIVITIES:
Shareholder Loan	8,050	9,850	18,700
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	8,050	9,850	18,700

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital Stock purchase	-	100	100
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	-	100	100

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(137)	138	32

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	169	-	-

END OF THE PERIOD	$32	$138	$32

PARKS ONE, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2009

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

Note Payable to Related Party & Accrued Interest
A series of loans were obtained and documented by promissory notes from JSL Investments, LLC.  John S. Lewis, president of Parks One, Inc., is a principal in the lender. The total amount of the loans is $18,700, of which all had been issued, and bears interest at 8% per annum on demand. The interest accrued, but not paid, to date is $1,417.

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
FOR THE PERIOD ENDED MARCH 31, 2009

NOTE A- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments- The carrying amounts reported in the balance sheet for cash, accounts receivable and payable approximate fair value based on the short-term maturity of these instruments.

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of March 31, 2009, the balance in Accounts Receivable was $0.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the period ended March 31, 2009.

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

Fair Value for Financial Assets and Financial Liabilities- The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value for Financial Assets and Financial Liabilities- Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. No such assets or liabilities were recognized during the period ending March 31, 2009.

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
FOR THE PERIOD ENDED MARCH 31, 2009

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
FOR THE PERIOD ENDED MARCH 31, 2009

NOTE B-SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the period ended March 31, 2009 is summarized as follows:

Cash paid during the period ended March 31, 2009 for interest and income taxes:

Income taxes	$ NONE
Interest	$ NONE

NOTE C-SEGMENT REPORTING

In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131,”Disclosures About Segments of an Enterprises and Related Information”. This Statement requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of March 31, 2009.

NOTE D-GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $20,185, has used cash from operations of $18,768 since its inception, and has a negative working capital of $20,085 at March 31, 2009.

 The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  The Company’s ability to continue as a going concern is also dependent on its ability to find a suitable target company and enter into a possible reverse merger with such company.  Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however there is no assurance of additional funding being available. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

NOTE E-CAPITAL STOCK

The Company is authorized to issue 100,000,000 common shares at $0.0001 par value per share.
During the period from October 9, 2007 (Inception) through March 31, 2009, the Company issued the following shares of common stock:

John S. Lewis/JSL Investments	700,000
Garvin Strategic Capital	300,000
Total	1,000,000

The Company is authorized to issue 10,000,000 preferred shares at $0.0001 per share.
During the period from October 9, 2007 (Inception) through March 31, 2009, the Company issued no preferred stock.

PARKS ONE, INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2009

NOTE F-DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of March 31, 2009 and to date has had no significant operations. Recovery of the Company assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Overview.

Parks One, Inc. was incorporated in the State of Nevada on October 9, 2007 (“we”, “us” or the “Company”) to serve as a vehicle to acquire, through a reverse acquisition, merger, capital stock exchange, asset acquisition or other similar business combination (“Business Combination”), an operating or development stage business ("Target Business") which desires to utilize our status as a reporting corporation under the Securities Exchange Act of 1934.  We are currently in the process of identifying and evaluating targets for a Business Combination.  We are not presently engaged in, and will not engage in, any substantive commercial business operations unless and until we consummate a Business Combination.

Our management has broad discretion with respect to identifying and selecting a prospective Target Business.  We have not established any specific attributes or criteria (financial or otherwise) for prospective Target Businesses.  Our sole officer and director has never served as an officer or director of a development stage public company with the business purpose of acquiring a Target Business.  Accordingly, he may not successfully identify a Target Business or conclude a Business Combination.   To the extent we affect a Business Combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies.  If we consummate a Business Combination with a foreign entity, we will be subject to all of the risks attendant to foreign operations.  Although our management will endeavor to evaluate the risks inherent in a particular Target Business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

We expect that in connection with any Business Combination, we will issue a significant number of shares of our common stock (equal to at least 80% of the total number of shares outstanding after giving effect to the transaction and likely, a significantly higher percentage) in order to ensure that the Business Combination qualifies as a “tax free” transaction under federal tax laws.  The issuance of additional shares of our capital stock:

•	will significantly reduce the equity interest of our stockholders; and

•	will cause a change in likely result in the resignation or removal of one or more of our present officers and directors.

Our management anticipates that the Company likely will affect only one Business Combination, due primarily to our financial resources and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management's plan to offer a controlling interest to a Target Business in order to achieve a tax-free reorganization.  This lack of diversification should be considered a substantial risk in investing in us because it will not permit us to offset potential losses from one venture against potential gains from another.

Liquidity and Capital Resources.

At March 31, 2009, we had cash on hand of $32.  We do not expect that these funds will be sufficient to cover our operating costs and expenses.  During the next twelve months we anticipate that we will incur costs and expenses in connection with the preparation and filing of reports under the Securities Exchange Act and the identification and evaluation of targets for a Business Combination.  Management expects to fund additional costs and expenses which may be incurred in connection with due diligence activities and a Business Combination through loans or further investment in the Company, as and when necessary.  We cannot provide investors with any assurance that we will have sufficient capital resources to identify a suitable Target Business, to conduct effective due diligence as to any Target Business or to consummate a Business Combination.  As a result of our negative working capital, our losses since inception and our failure to generate revenues from operations, our financial statements include a note in which our auditor has expressed doubt about our ability to continue as a "going concern."

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

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2009 (the “Evaluation Date”). Such evaluation was conducted under the supervision and with the participation of the Company’s principal executive officer who also is our principal financial officer.  Based upon such evaluation, the Company’s principal executive officer has concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective. There have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Changes in Securities and Small Business Issuer Purchase of Equity Securities.

(a) During the three months ended March 31 2009, the Company did not issue any securities.

(b) None.

(c) None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Index to Exhibits

Exhibit	Description

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

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

PARKS ONE, INC.

Date: May 14, 2008	By:	/s/ John S. Lewis
John S. Lewis, President