Form 10-K/A
period 2009-06-30
Parks One, Inc.
filed 2010-04-02
CIK 1419836

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
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

DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE

In this Amendment No. 1 to Annual Report on Form 10-K/A for the year ended June 30, 2009 as originally filed with the Securities and Exchange Commission (the “SEC”) on September 30, 2009 (the “Original Filing”) ("Amendment No. 1”), we refer to Parks One, Inc., a Nevada corporation, as “we,” “us,” “our” or “our company.”

We are filing this Amendment No. 1 to:

•
file financial statements that include an audit report in which our auditor has revised the scope and opinion paragraphs of its audit report filed with the Original Filing to opine upon the cumulative period from inception (December 3, 2007) through June 30, 2009;

•	amend "Item 9A. Controls and Procedures" to identify the framework used by management in evaluating the effectiveness of the Company's internal control over financial reporting;
•	amend the exhibit table to include all exhibits required to be filed with a Form 10-K, though they previously have been filed by the Company; and
•	amend the signature page to indicate that the Company's principal financial officer also is its principal accounting officer.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), each item of the Original Filing that is amended by this Amendment No. 1 is restated in its entirety, and this Amendment No. 1 is accompanied by currently dated certifications on Exhibit 31.1 and 32.1.

Except as expressly set forth in this Amendment No. 1, we are not amending any other part of the Original Filing.  This Amendment No. 1 continues to speak as of the date of the Original Filing, except as such disclosure is amended by this Amendment No. 1, and does not reflect events occurring after the filing of the Original Filing, or modify or update any related or other disclosures, including forward-looking statements, unless expressly noted otherwise.  Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our other filings made with the SEC subsequent to the filing of the Original Filing.  The filing of this Amendment No. 1 shall not be deemed an admission that the Original Filing when made included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

Item 8. Financial Statements and Supplementary Data.

Financial Statement Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board Members

Parks One, Inc.

I have audited the accompanying balance sheets of Parks One, Inc. (A Development Stage Company) as of June 30, 2009 and 2008 and the related statements of operations, stockholders’ deficit and cash flows for the period from inception (October 11, 2007) and for the years ended June 30, 2009 and 2008.  These financial statements are the responsibility of the company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Parks One, Inc. (A Development Stage Company) as of June 30, 2009 and 2008, and the results of its operations and its cash flows for the period from inception (October 11, 2007) and for the years ended June 30, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

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

Parks One, Inc.
(A Development Stage Company)
Statement of Stockholders' Deficit

						Deficit
					Additional	Accumulated
	Common Stock		Preferred stock		Paid-in	Since Inception
	Shares	Amount	Shares	Amount	Capital	October 11, 2007

Balances, October 11, 2007	1,000,000	$100	-	$-	$-	$-

Net loss	-	-	-	-	-	(11,117)

Capital Contributions	-	-	-	-	-	-

Issuance of common shares	-	-	-	-	-	-

Balances, June 30, 2008	1,000,000	$100	-	$-	$-	$(11,117)

Net loss	-	-	-	-	-	(10,687)

Balances, June 30, 2009	1,000,000	$100	-	$-	$-	$(21,804)

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

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of June 30, 2009 and 2008, the balance in Accounts Receivable was $0 and $0 respectively.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized as of June 30, 2009 and 2008.

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

Fair Value for Financial Assets and Financial Liabilities- The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value for Financial Assets and Financial Liabilities- Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. No such assets or liabilities were recognized as of June 30, 2009 and 2008.

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

Cash paid during the period from inception (October 11, 2007) through December 31, 2009 was $0.
NOTE C-SEGMENT REPORTING

In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131,”Disclosures About Segments of an Enterprises and Related Information”. This Statement requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of June 30, 2009 and 2008.

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

PARKS ONE, INC.
NOTES TO THE AUDITED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009

NOTE F-COMMITMENTS

As of June 30, 2009 and 2008, the Company had no commitments.

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

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the year covered by this Annual Report, management performed, with the participation of our Principal Executive and Financial Officer, or PEO, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our PEO, to allow timely decisions regarding required disclosures.  Based on this evaluation, our PEO has concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009.

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

As of the end of the period covered by this report, management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2009.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 15. Exhibits, Financial Statement Schedules.

(b)           Exhibits.

The following are filed as exhibits to this report:

Exhibit No.	Description	Location Reference
3.1	Articles of Incorporation.	1
3.2	By-laws.	1
4.1	Form of demand promissory note executed by the registrant in favor of JSL Investments, LLC.	1
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.	2
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	2

1.	Incorporated by reference into the Company's registration statement on Form 10 as filed with the SEC on December 10, 2007.
2.	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 2, 2010.

PARKS ONE, INC.

Date: April 2, 2010	By:	/s/ John S. Lewis
John S. Lewis, President

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ John S. Lewis	President, Principal Executive Officer,	April 2, 2010
John S. Lewis	Principal Financial Officer, Principal Accounting Officer and Director

/s/ Paige Lewis	Secretary and Director	April 2, 2010
Paige Lewis