Form 10-K/A
period 2009-06-30
Parks One, Inc.
filed 2010-04-29
CIK 1419836

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)
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
☐  Yes   ☐  No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.At September 28, 2009 there were 1,000,000 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE

In this Amendment No. 2 to Annual Report on Form 10-K/A for the year ended June 30, 2009 (“Amendment No. 2”) as originally filed with the Securities and Exchange Commission (the “SEC”) on September 30, 2009 (the “Original Filing”) and as amended by Amendment No.1 as filed with the SEC on April 3, 2010 ("Amendment No. 1”), we refer to Parks One, Inc., a Nevada corporation, as “we,” “us,” “our” or “our company.”

We are filing this Amendment No. 2 to file financial statements that include an audit report in which our auditor has revised the scope and opinion paragraphs of its audit report filed with Amendment No.a to opine upon the cumulative period from inception (December 3, 2007) through June 30, 2009;.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), each item of the Original Filing and Amendment No. 1  that is amended by this Amendment No. 2 is restated in its entirety, and this Amendment No. 2 is accompanied by currently dated certifications on Exhibit 31.1 and 32.1.

Except as expressly set forth in this Amendment No. 2, we are not amending any other part of the Original Filing or Amendment No. 1.  This Amendment No. 2 continues to speak as of the date of the Original Filing, except as such disclosure is amended by this Amendment No. 2, and does not reflect events occurring after the filing of the Original Filing, or modify or update any related or other disclosures, including forward-looking statements, unless expressly noted otherwise.  Accordingly, this Amendment No. 2 should be read in conjunction with the Original Filing, Amendment No. 1 and with our other filings made with the SEC subsequent to the filing of the Original Filing.  The filing of this Amendment No. 2 shall not be deemed an admission that the Original Filing or Amendment No. 1 when made included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

2

Item 8. Financial Statements and Supplementary Data.

Financial Statement Index

3

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board Members

Parks One, Inc.

I have audited the accompanying balance sheets of Parks One, Inc. (A Development Stage Company) as of June 30, 2009 and 2008 and the related statements of operations, stockholders’ deficit and cash flows for the period from inception (October 11, 2007) to June 30, 2009 and for the years ended June 30, 2009 and 2008.  These financial statements are the responsibility of the company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Parks One, Inc. (A Development Stage Company) as of June 30, 2009 and 2008, and the results of its operations and its cash flows for the period from inception (October 11, 2007) to June 30, 2009 and for the years ended June 30, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

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

Parks One, Inc.
(A Development Stage Company)
Statement of Stockholders' Deficit

						Deficit
						Accumulated
					Additional	Since Inception
	Common Stock		Preferred stock		Paid-in	October 11,
	Shares	Amount	Shares	Amount	Capital	2007

Balances, October 11, 2007	1,000,000	$100	-	$-	$-	$-

Net loss	-	-	-	-	-	(11,117)

Capital Contributions	-	-	-	-	-	-

Issuance of common shares	-	-	-	-	-	-

Balances, June 30, 2008	1,000,000	$100	-	$-	$-	$(11,117)

Net loss	-	-	-	-	-	(10,687)

Balances, June 30, 2009	1,000,000	$100	-	$-	$-	$(21,804)

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

4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 29, 2010.

PARKS ONE, INC.

By:	/s/ John S. Lewis
John S. Lewis, President

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ John S. Lewis John S. Lewis	President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director	April 29, 2010

/s/ Paige Lewis Paige Lewis	Secretary and Director	April 29, 2010

5