Form 10-Q
period 2010-03-31
Parks One, Inc.
filed 2010-05-12
CIK 1419836

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

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
☐ Yes ☒ No

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  At May 11, 2010 there were 1,000,000 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Page
Balance Sheet as of March 31, 2010 (unaudited) and June 30, 2009 (audited)	F-1
Statement of Operations for the three months ended March 31, 2010 and 2009 (unaudited) and for the period October 9, 2007 (inception) through March 31, 2010	F-2
Statement of Operations for the nine months ended March 31, 2010 and 2009 (unaudited) and for the period October 9, 2007 (inception) through March 31, 2010	F-3
Statement of Stockholders Deficit as of March 31, 2010	F-4
Statement of Cash Flows for the nine months ended March 31, 2010 and 2009 (unaudited) and for the period October 9, 2007 (inception) through March 31, 2010	F-5
Notes to Financial Statements (Unaudited)	F-6

Parks One, Inc.
(A Development Stage Company)
Balance Sheet

	March 31,	As of June 30,
	2010 (Unaudited)	2009 (Audited)
ASSETS

CURRENT ASSETS:
Cash	$36	$298
TOTAL CURRENT ASSETS	36	298

TOTAL ASSETS	$36	$298

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Note Payable to a Related Party	$26,900	$20,200
Accrued Interest Payable	3,248	1,802
TOTAL CURRENT LIABILITIES	30,148	22,002

TOTAL LIABILITIES	30,148	22,002

STOCKHOLDERS' DEFICIT
Preferred stock ($0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding)	-	-
Common stock ($0.0001 par value; 100,000,000 shares authorized:
1,000,000 issued and outstanding)	100	100
Paid in Capital	-	-
Accumulated Deficit	(30,212)	(21,804)
TOTAL STOCKHOLDERS' DEFICIT	(30,112)	(21,704)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$36	$298

The accompanying notes are an integral part of these financial statements.

Parks One, Inc.
(A Development Stage Company)
Statement of Operations (Unaudited)

			Cumulative
			Totals Since
	For the three months		Inception
	March 31, 2010	March 31, 2009	October 9, 2007
REVENUES:
Income	$-	$-	$-
Total Revenue	-	-	-

EXPENSES:
Professional Fees	875	1,000	22,419
Selling, General, and Administrative	381	315	4,545
Total Expenses	1,256	1,315	26,964

Net Income/(Loss) from Operations	(1,256)	(1,315)	(26,964)

OTHER (EXPENSE)/INCOME
Interest Expense	(530)	(334)	(3,248)

Net Income/(Loss)	$(1,786)	$(1,649)	$(30,212)

Basic and fully diluted net loss per common share:

Net Income/(loss) per share	$(0.00)	$(0.00)	$(0.03)

Weighted average common shares outstanding	1,000,000	1,000,000	1,000,000

The accompanying notes are an integral part of these financial statements.

Parks One, Inc.
(A Development Stage Company)
Statement of Operations (Unaudited)

			Cumulative
			Totals Since
	For the nine months ended		Inception
	March 31, 2010	March 31, 2009	October 9, 2007
REVENUES:
Income	$-	$-	$-
Total Revenue	-	-	-

EXPENSES:
Professional Fees	5,450	6,200	22,419
Selling, General, and Administrative	1,511	1,987	4,545
Total Expenses	6,961	8,187	26,964

Net Income/(Loss) from Operations	(6,961)	(8,187)	(26,964)

OTHER (EXPENSE)/INCOME
Interest Expense	(1,447)	(882)	(3,248)

Net Income/(Loss)	$(8,408)	$(9,069)	$(30,212)

Basic and fully diluted net loss per common share:

Net Income/(loss) per share	$(0.01)	$(0.01)	$(0.03)

Weighted average common shares outstanding	1,000,000	1,000,000	1,000,000

The accompanying notes are an integral part of these financial statements.

Parks One, Inc.
(A Development Stage Company)
Statement of Stockholders' Deficit (Unaudited)

					Additional
	Common Stock		Preferred stock		Paid-in	Deficit
	Shares	Amount	Shares	Amount	Capital	Accumulated

Balances, June 30, 2008	1,000,000	$100	-	$-	$-	$(11,117)

Net loss	-	-	-	-	-	(10,687)

Balances, June 30, 2009	1,000,000	$100	-	$-	$-	$(21,804)

Net loss	-	-	-	-	-	(8,408)

Balances, March 31, 2010	1,000,000	$100	-	$-	$-	$(30,212)

The accompanying notes are an integral part of these financial statements.

Parks One, Inc.
(A Development Stage Company)
Statement of Cash Flows (Unaudited)

			Cumulative
			Totals
			Since
	For the nine months ended		Inception
	March 31, 2010	March 31, 2009	October 9, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,408)	$(9,069)	$(30,212)
Adjustments to reconcile net (loss) to net cash used in operations:
Changes in Assets and Liabilities:
Increase/(decrease) in Accrued Interest and Accounts Payable	1,446	882	3,248
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(6,962)	(8,187)	(26,964)

CASH FLOWS FROM INVESTING ACTIVITIES:
Note Payable to a Related Party	6,700	8,050	26,900
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	6,700	8,050	26,900

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital Stock purchase	-	-	100
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	-	-	100

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(262)	(137)	36

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	298	169	-

END OF THE PERIOD	$36	$32	$36

The accompanying notes are an integral part of these financial statements.

PARKS ONE, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010

NOTE A—ORGANIZATION, BUSINESS, AND OPERATIONS

Parks One, Inc. (the "Company”) was organized under the laws of the State of Nevada on October 9, 2007 as a corporation with a year end of June 30. The Company’s objective is to acquire or merge with a target business or company in a business combination.

NOTE B—GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $30,212, used cash from operations of $26,964 since its inception, and has a negative working capital of $30,112 at March 31, 2010.

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

Note Payable to Related Party & Accrued Interest—A series of loans were obtained and documented by notes from JSL Investments, LLC. John S. Lewis, president of Parks One, Inc., is a principal in the lender. The total amount of the loan is $26,900, and bears interest at 8% per annum on demand. The interest accrued, but not paid, for the quarters ending March 31, 2010 and 2009 is $530 and $334, respectively.  The interest accrued, but not paid from inception to March 31, 2010 is $3,248.

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
AS OF MARCH 31, 2010

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

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of March 31, 2010.

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

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of March 31, 2010, the balance in Accounts Receivable was $0.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets.  Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the period ended March 31, 2010.

PARKS ONE, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

Stock-Based Compensation- The Company accounts for stock-based compensation using the fair value method following the guidance set forth in section 718-10 of the FASB Accounting Standards Codification for disclosure about Stock-Based Compensation. This section requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award- the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at March 31, 2010.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at March 31, 2010, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended March 31, 2010.

PARKS ONE, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010

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
AS OF MARCH 31, 2010

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

NOTE D-SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the quarters ended March 31, 2010 and 2009 is summarized as follows:

Cash paid during the quarters ended March 31, 2010 and 2009 for interest and income taxes:

	2010	2009
Interest	$-	$-
Taxes	$-	$-

NOTE E-SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of March 31, 2010.

PARKS ONE, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010

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

During the quarter ended March 31, 2010, the Company issued no common stock.

As of March 31, 2010, the Company had the following shares of common stock outstanding:

John S. Lewis	700,000
Garvin Strategic Capital, LLC	300,000

1,000,000

The Company is authorized to issue 10,000,000 preferred shares at $0.0001 per share.

During the quarter ended March 31, 2010, the Company issued no preferred stock.

PARKS ONE, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010

NOTE H-DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of March 31, 2010 and to date has had no significant operations. Recovery of the Company assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

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

Any entity with which we enter into a Business Combination will be subject to numerous risks in connection with its operations.  To the extent we affect a Business Combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies.  If we consummate a Business Combination with a foreign entity, we will be subject to all of the risks attendant to foreign operations.  Although our management will endeavor to evaluate the risks inherent in a particular Target Business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

We expect that in connection with any Business Combination, we will issue a significant number of shares of our common stock (equal to at least 80% of the total number of shares outstanding after giving effect to the transaction and likely a significantly higher percentage) in order to ensure that the Business Combination qualifies as a tax-free transaction under federal tax laws.  The issuance of additional shares of our capital stock will:

•	significantly reduce the equity interest of our stockholders as of the date of the transaction; and

•	cause a change in control in our Company and likely result in the resignation or removal of our officers and directors as of the date of the transaction.

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

Liquidity and Capital Resources.

At March 31, 2010, we had a de minimus amount of cash on hand.  Our existing cash reserves will not be sufficient to cover our operating costs and expenses.  During the next twelve months we anticipate that we will incur costs and expenses in connection with the preparation and filing of reports under the Exchange Act and the identification and evaluation of Target Businesses and, possibly in connection with a Business Combination, for which we will require funds.

To date, we have funded our operations through loans from our principal stockholder, which is an affiliate of our President, and as of March 31, 2010, we had borrowed an aggregate of $26,900 from it, including $8,700 during the current fiscal year.  Our stockholders have advised us that they expect to fund additional costs and expenses that we will incur through loans or further investment in the Company, as and when necessary.

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

Results of Operations.

Since our inception, we have not engaged in any substantive operations nor generated any revenues.  We reported a net loss for the three-month period ended March 31, 2010 of $1,786 and a net loss since inception of $30,212.  The Company has used cash from operations of $26,964 since its inception, and has a negative working capital of $30,112 at March 31, 2010.

We do not expect to engage in any activities, other than seeking to identify a Target Business, unless and until such time as we enter into a Business Combination with a Target Business, if ever.  We cannot provide investors with any assessment as to the nature of a Target Business’s operations or speculate as to the status of its products or operations, whether at the time of the Business Combination it will be generating revenues or its future prospects.  As a result of our negative working capital, our losses since inception, and failure to generate revenues from operations, our financial statements include a note in which our auditor has expressed doubt about our ability to continue as a going concern.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2010, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act), pursuant to Exchange Act Rule 13a-15. Based on such evaluation, the Company’s Chief Executive Officer has concluded that the Company's disclosure controls and procedures were effective.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) During the three months ended March 31 2010, the Company did not issue any securities.

(b) Not applicable.

(c) During the three months ended March 31, 2010, neither the issuer nor any "affiliated purchaser," as defined in Rule 10b-18(a)(13), purchased and shares or other units of any class of the issuer's equity securities.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved.

Item 5. Other Information.

(a) None.

(b) The Company has not adopted any procedures by which security holders may recommend nominees to the registrant's board of directors.

Item 6. Exhibits.

Index to Exhibits

Exhibit	Description

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

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

PARKS ONE, INC.

Date: May 11, 2010	Name:	/s/ John S. Lewis
	By:	John S. Lewis
	Title:	President, Principal Executive Officer and Principal Financial Officer