Form 10-Q
period 2010-09-30
Parks One, Inc.
filed 2010-11-12
CIK 1419836

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _________

Commission file number: 000-52963
PARKS  ONE, INC.
(Name of Small Business Issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	26-1277320 (I.R.S. Employer Identification No.)

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
 Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer □	Accelerated filer □
Non-accelerated filer □ (Do not check if a smaller reporting company)	Smaller reporting company ☒

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  At November 9, 2010 there were 1,000,000 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Page
Balance Sheet as of September 30, 2010 (unaudited) and June 30, 2010 (audited)	F-1
Statement of Operations for the three months ended September 30, 2010 and 2009 (unaudited) and for the period October 9, 2007 (inception) through September 30, 2010	F-2
Statement of Stockholders Deficit as of September 30, 2010	F-3
Statement of Cash Flows for the three months ended September 30, 2010 and 2009 (unaudited) and for the period October 9, 2007 (inception) through September 30, 2010	F-4
Notes to Financial Statements (Unaudited)	F-5

Parks One, Inc.
(A Development Stage Company)
Balance Sheet as of September 30, 2010 (unaudited) and June 30, 2010 (audited)

	As of
	September 30, 2010	June 30, 2010
	Unaudited	Audited
ASSETS

CURRENT ASSETS:
Cash	$497	$74
TOTAL CURRENT ASSETS	497	74

TOTAL ASSETS	$497	$74

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Note Payable to a Related Party	$33,900	$29,000
Accrued Interest Payable to a Related Party	4,404	3,805
TOTAL CURRENT LIABILITIES	38,304	32,805

TOTAL LIABILITIES	38,304	32,805

STOCKHOLDERS' DEFICIT
Preferred stock ($0.0001 par value; 10,000,000 shares authorized; no shares
issued and outstanding)	-	-
Common stock ($0.0001 par value; 100,000,000 shares authorized:
1,000,000 issued and outstanding)	100	100
Paid in Capital	-	-
Accumulated Deficit	(37,907)	(32,831)
TOTAL STOCKHOLDERS' DEFICIT	(37,807)	(32,731)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$497	$74

The accompanying notes are an integral part of these financial statements.

Parks One, Inc.
(A Development Stage Company)
Statement of Operations for the three months ended September 30, 2010 and 2009 (unaudited) and for the period October 9, 2007 (inception) through September 30, 2010

			Cumulative
			Totals Since
	For the three months ended		Inception
	September 30, 2010	September 30, 2009	October 09, 2007
REVENUES:
Revenue	$-	$-	$-
Total Revenue	-	-	-

EXPENSES:
Professional Fees	4,200	-	27,369
Selling, General, and Administrative	277	208	6,134
Total Expenses	4,477	208	33,503

OTHER (EXPENSE)/INCOME
Interest Expense—Related Party	(599)	(404)	(4,404)

Net Income/(Loss)	$(5,076)	$(612)	$(37,907)

Basic and fully diluted net loss per common share	$(0.01)	$(0.00)	$(0.04)

Weighted average common shares outstanding	1,000,000	1,000,000	1,000,000

The accompanying notes are an integral part of these financial statements.

Parks One, Inc.
(A Development Stage Company)
Statement of Stockholders Deficit as of September 30, 2010

						Deficit
					Additional	Accumulated
	Common Stock		Preferred stock		Paid-in	Since Inception
	Shares	Amount	Shares	Amount	Capital	October 09, 2007
Balances, Inception, October 9, 2007	-	$-	-	$-	$-	$-

Net loss	-	-	-	-	-	-

Balances, June 30, 2007	-	-	-	-	-	-

Net loss	-	-	-	-	-	(11,117)

Issuance of Common Shares	1,000,000	100	-	-	-	-

Balances, June 30, 2008	1,000,000	$100	-	$-	$-	$(11,117)

Net loss	-	-	-	-	-	(10,687)

Balances, June 30, 2009	1,000,000	$100	-	$-	$-	$(21,804)

Net loss	-	-	-	-	-	(11,027)

Balances, June 30, 2010	1,000,000	$100	-	$-	$-	$(32,831)

Net loss	-	-	-	-	-	(5,076)

Balances, September 30, 2010	1,000,000	$100	-	$-	$-	$(37,907)

The accompanying notes are an integral part of these financial statements.

Parks One, Inc.
(A Development Stage Company)
Statement of Cash Flows for the three months ended September 30 (unaudited) and for the period October 9

			Cumulative
			Totals
			Since
	For the three months ended		Inception
	September 30, 2010	September 30, 2009	October 09, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,076)	$(612)	$(37,907)
Adjustments to reconcile net (loss) to net cash used in operations:
Changes in Assets and Liabilities:
Increase/(decrease) in Related Party Accrued Interest	599	404	4,404
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(4,477)	(208)	(33,503)

CASH FLOWS FROM FINANCING ACTIVITIES:
Note Payable to a Related Party	4,900	-	33,900
Capital Stock purchase	-	-	100
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	4,900	-	34,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	423	(208)	497

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	74	298	-

END OF THE PERIOD	$497	$90	$497

The accompanying notes are an integral part of these financial statements.

PARKS ONE, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010

NOTE A—ORGANIZATION, BUSINESS, AND OPERATIONS

Parks One, Inc. (“The Company”) was organized under the laws of the State of Nevada on October 09, 2007 as a corporation with a year end of June 30. The Company’s objective is to acquire or merge with a target business or company in a business combination.

NOTE B—GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $37,907, used cash from operations of $33,503 since its inception, and has a working capital deficiency of $37,807 at September 30, 2010.

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

PARKS ONE, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010

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

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of September 30, 2010.

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

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets.  Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the quarter ended September 30, 2010.

PARKS ONE, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at September 30, 2010.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2010, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the quarter ended September 30, 2010.

PARKS ONE, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010

Recent Accounting Pronouncements

FASB Accounting Standards Codification
(Accounting Standards Update (“ASU”) 2009-01)

In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification.  All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative.  The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database.  The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification.  There have been no changes to the content of our consolidated financial statements or disclosures as a result of implementing the Codification during the fiscal year ended June 30, 2010.

As a result of our implementation of the Codification during the fiscal year ended June 30, 2010, previous references to new accounting standards and literature are no longer applicable.  In the current annual financial statements, we will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

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

PARKS ONE, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010

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

NOTE D-SUPPLEMENTAL CASH FLOW INFORMATION

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

PARKS ONE, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010

Supplemental disclosures of cash flow information for the quarters ended September 30, 2010 and 2009 is summarized as follows:

Cash paid during the quarters ended September 30, 2010 and 2009 for interest and income taxes:

	2010	2009
Interest	$-	$-
Taxes	$-	$-

Cash paid for the period from inception through September 30, 2010 for interest and income taxes is $0.

NOTE E-SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of September 30, 2010.

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

PARKS ONE, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010

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

During the quarter ended September 30, 2010, the company issued no common stock.

As of September 30, 2010, the Company had the following common shares outstanding:

John S. Lewis	700,000
Garvin Strategic Capital, LLC	300,000
1,000,000

The Company is authorized to issue 10,000,000 preferred shares at $0.0001 per share.

During the quarter ended September 30, 2010, the Company issued no preferred stock.

NOTE H-DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of September 30, 2010 and to date has had no significant operations. Recovery of the Company assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

NOTE I—NOTE PAYABLE TO RELATED PARTY & ACCRUED INTEREST

A series of loans were obtained and documented by notes from JSL Investments, LLC. John S. Lewis, president of Parks One, Inc., is a principal in the lender. The total amount of the unsecured loan is $33,900, and bears interest at 8% per annum on demand. The interest accrued, but not paid, for the quarters ending September 30, 2010 and 2009 is $599 and $404, respectively.  The interest accrued, but not paid from inception to September 30, 2010 is $4,404.

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

Liquidity and Capital Resources.

    At September 30, 2010, we had $497 of cash on hand.   Our existing cash resources will not be sufficient to cover our operating costs and expenses.  During the next twelve months we anticipate that we will incur costs and expenses in connection with the preparation and filing of reports under the Exchange Act and the identification and evaluation of Target Businesses and, possibly in connection with a Business Combination, for which we will require funds.

    To date, we have funded our operations through loans from our principal stockholder, which is an affiliate of our President, and as of September 30, 2010, we had borrowed an aggregate of $33,900 from it, including $4,900 during the quarter ended September 30, 2010.  Our stockholders have advised us that they expect to fund additional costs and expenses that we will incur through loans or further investment in the Company, as and when necessary.

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

Results of Operations.

    Since our inception, we have not engaged in any substantive operations nor generated any revenues.  We reported a net loss for the three-month period ended September 30, 2010 of $5,076 and a net loss since inception of $37,907.  The Company has used cash from operations of $33,503 since its inception, and has a negative working capital of $37,807 at September 30, 2010.

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

Item 4(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

    As of September 30, 2010, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act), pursuant to Exchange Act Rule 13a-15. Based on such evaluation, the Company’s Chief Executive Officer has concluded that the Company's disclosure controls and procedures were effective.

Changes in Internal Controls

    There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) During the three months ended September 30 2010, the Company did not issue any securities.

(b) Not applicable.

       (c) During the three months ended September 30, 2010, neither the issuer nor any "affiliated purchaser," as defined in Rule 10b-18(a)(13), purchased any shares or other units of any class of the issuer's equity securities.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved.

Item 5. Other Information.

(a) None.

(b) The Company has not adopted any procedures by which security holders may recommend nominees to the registrant's board of directors.

Item 6. Exhibits.

Index to Exhibits

Exhibit	Description
31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

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

PARKS ONE, INC.
Date: November 9, 2010	Name:	/s/ John S. Lewis
	By:	John S. Lewis
	Title:	President, Principal Executive Officer and Principal Financial Officer