Form 10-Q
period 2010-12-31
Parks One, Inc.
filed 2011-02-09
CIK 1419836

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2010

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes     No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  At February 9, 2011 there were 1,000,000 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Page
Balance Sheet as of December 31, 2010 (unaudited) and June 30, 2010 (audited)	F-1

Statement of Operations for the three months ended December 31, 2010 and 2009 (unaudited) and for the period October 9, 2007 (inception) through December 3 2010	F-2

Statement of Operations for the six months ended December 31, 2010 and 2009 (unaudited) and for the period October 9, 2007 (inception) through December 31, 2010	F-3

Statement of Stockholders Deficit as of December 31, 2010	F-4

Statement of Cash Flows for the six months ended December 31, 2010 and 2009 (unaudited) and for the period October 9, 2007 (inception) through December 31, 2010	F-5

Notes to Financial Statements (Unaudited)	F-6

Parks One, Inc.
(A Development Stage Company)
Balance Sheets

	As of
	December 31, 2010	June 30, 2010
	Unaudited	Audited
ASSETS

CURRENT ASSETS:
Cash	$167	$74
TOTAL CURRENT ASSETS	167	74

TOTAL ASSETS	$167	$74

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Note Payable to a Related Party	$37,450	$29,000
Accrued Interest Payable to a Related Party	5,148	3,805
TOTAL CURRENT LIABILITIES	42,598	32,805

TOTAL LIABILITIES	42,598	32,805

STOCKHOLDERS' DEFICIT
Preferred stock ($0.0001 par value; 10,000,000 shares authorized; no shares
issued and outstanding)	-	-
Common stock ($0.0001 par value; 100,000,000 shares authorized:
1,000,000 issued and outstanding)	100	100
Additional Paid in Capital	-	-
Accumulated Deficit during the Development Stage	(42,531)	(32,831)
TOTAL STOCKHOLDERS' DEFICIT	(42,431)	(32,731)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$167	$74

The accompanying notes are an integral part of these financial statements.

F1

Parks One, Inc.
(A Development Stage Company)
Statements of Operations (Unaudited)

				Cumulative
				Totals Since
	For the three months ended			Inception
	December 31, 2010		December 31, 2009	October 11, 2007
REVENUES:
Revenues		$-	$-	$-
Total Revenue		-	-	-

EXPENSES:
Professional Fees		3,300	4,575	30,669
Selling, General, and Administrative		580	923	6,714
Total Expenses		3,880	5,498	37,383

OTHER (EXPENSE)/INCOME
Interest Expense--Related Party		(743)	(513)	(5,148)

Net Loss		$(4,623)	$(6,011)	$(42,531)

Net (Loss) per share	$	*	$(0.01)	$(0.04)

Weighted average common shares outstanding		1,000,000	1,000,000	1,000,000
*--less than $.01

The accompanying notes are an integral part of these financial statements.

F2

Parks One, Inc.
(A Development Stage Company)
Statement of Operations (Unaudited)

			Cumulative
			Totals Since
	For the six months ended		Inception
	December 31, 2010	December 31, 2009	October 11, 2007
REVENUES:
Revenues	$-	$-	$-
Total Revenue	-	-	-

EXPENSES:
Professional Fees	7,500	4,575	30,669
Selling, General, and Administrative	857	1,131	6,714
Total Expenses	8,357	5,706	37,383

OTHER (EXPENSE)/INCOME
Interest Expense--Related Party	(1,343)	(917)	(5,148)

Net Loss	$(9,700)	$(6,623)	$(42,531)

Net (Loss) per share	$(.01)	$(.01)	$(.04)

Weighted average common shares outstanding	1,000,000	1,000,000	1,000,000

The accompanying notes are an integral part of these financial statements.

F3

Parks One, Inc.
(A Development Stage Company)
Statement of Stockholders' Deficit (Unaudited)

						Deficit
					Additional	Accumulated
	Common Stock		Preferred stock		Paid-in	Since Inception
	Shares	Amount	Shares	Amount	Capital	October 11, 2007
Balances, Inception, October 11, 2007	-	$-	-	$-	$-	$-

Net loss	-	-	-	-	-	-

Balances, June 30, 2007	-	-	-	-	-	-

Net loss	-	-	-	-	-	(11,117)

Issuance of Common Shares	1,000,000	100	-	-	-	-

Balances, June 30, 2008	1,000,000	$100	-	$-	$-	$(11,117)

Net loss	-	-	-	-	-	(10,687)

Balances, June 30, 2009	1,000,000	$100	-	$-	$-	$(21,804)

Net loss	-	-	-	-	-	(11,027)

Balances, June 30, 2010	1,000,000	$100	-	$-	$-	$(32,831)

Net loss	-	-	-	-	-	(9,700)

Balances, December 31, 2010	1,000,000	$100	-	$-	$-	$(42,531)

The accompanying notes are an integral part of these financial statements.

F4

Parks One, Inc.
(A Development Stage Company)
Statements of Cash Flows (Unaudited)

			Cumulative
			Totals
			Since
	For the six months ended		Inception
	December 31, 2010	December 31, 2009	October 11, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,700)	$(6,623)	$(42,531)
Adjustments to reconcile net (loss) to net cash used in operations:
Changes in Assets and Liabilities:
Increase/(decrease) in Related Party Accrued Interest	1,343	917	5,148
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(8,357)	(5,706)	(37,383)

CASH FLOWS FROM FINANCING ACTIVITIES:
Note Payable to a Related Party	8,450	5,450	37,450
Capital Stock purchase	-	-	100
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	8,450	5,450	37,550

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	93	(256)	167

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	74	298	-

END OF THE PERIOD	$167	$42	$167

The accompanying notes are an integral part of these financial statements.

F5

PARKS ONE, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010

NOTE A—ORGANIZATION, BUSINESS, AND OPERATIONS

Parks One, Inc. (“The Company”) was organized under the laws of the State of Nevada on October 09, 2007 as a corporation with a year end of June 30. The Company’s objective is to acquire or merge with a target business or company in a business combination.

NOTE B—GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $42,531, used cash from operations of $37,383 since its inception, and has a working capital deficiency of $42,431 at December 31, 2010.

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

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of December 31, 2010.

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

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets.  Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the quarter ended December 31, 2010.

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

F6

PARKS ONE, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at December 31, 2010.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2010, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the quarter ended December 31, 2010.

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

F7

PARKS ONE, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010

NOTE D-SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the six months ended December 31, 2010 and 2009 is summarized as follows:

Cash paid during the six months ended December 31, 2010 and 2009 for interest and income taxes:

	2010	2009
Interest	$-	$-
Taxes	$-	$-

Cash paid for the period from inception through December 31, 2010 for interest and income taxes is $0.

NOTE E-SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of December 31, 2010.

NOTE F-INCOME TAXES

Due to the operating loss and the inability to recognize an income tax benefit there is no provision for current or deferred federal or state income taxes for the six months ended December 31, 2010.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s total deferred tax asset, calculated using federal and state effective tax rates, as of December 31, 2010 is as follows:

Total Deferred Tax Asset	$11,163
Valuation Allowance	(11,163)
Net Deferred Tax Asset	-

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the six months ended December 31, 2010 and 2009 is as follows:

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

During the six months ended December 31, 2010, the Company issued no common stock.

As of December 31, 2010, the Company had the following common shares outstanding:

John S. Lewis	700,000
Garvin Strategic Capital, LLC	300,000
Total	1,000,000

The Company is authorized to issue 10,000,000 preferred shares at $0.0001 per share.

During the six months ended December 31, 2010, the Company issued no preferred stock.

NOTE H-DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of December 31, 2010 and to date has had no significant operations. Recovery of the Company assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

NOTE I—NOTE PAYABLE TO RELATED PARTY & ACCRUED INTEREST

A series of loans were obtained and documented by notes from JSL Investments, LLC. John S. Lewis, president of Parks One, Inc., is a principal in the lender. The total amount of the unsecured loan is $37,450, and bears interest at 8% per annum on demand. The interest accrued, but not paid, for the three months ending December 31, 2010 and 2009 is $743 and $513, respectively.  The interest accrued, but not paid, for the six months ending December 31, 2010 and 2009 is $1,343 and $917, respectively.  The interest accrued, but not paid from inception to December 31, 2010 is $5,148.

F8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview.

Parks One, Inc. was incorporated in the State of Nevada on October 9, 2007 (“we,” “us” or the “Company”).  We are a developmental stage company and have not generated any revenues to date.  We were organized to serve as a vehicle for a business combination through a capital stock exchange, merger, reverse acquisition, asset acquisition or other similar business combination (a “Business Combination”) with an operating or development stage business (the “Target Business”) which desires to utilize our status as a reporting company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  We are in the process of identifying and evaluating targets for a Business Combination.  We are not presently engaged in, and will not engage in, any substantive commercial business operations unless and until we consummate a Business Combination.

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

We cannot assure you that we will be successful in concluding a Business Combination.  We will not realize any revenues or generate any income unless and until we successfully merge with or acquire an operating business that is generating revenues and otherwise is operating profitably.  Moreover, we can offer no guarantee that the Company will achieve long-term or immediate short-term earnings from any Business Combination.

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

Liquidity and Capital Resources.

At December 31, 2010, we had $167 of cash on hand.   Our existing cash resources will not be sufficient to cover our operating costs and expenses.  During the next twelve months we anticipate that we will incur costs and expenses in connection with the preparation and filing of reports under the Exchange Act and the identification and evaluation of Target Businesses and, possibly in connection with a Business Combination, for which we will require funds.  Over the next twelve months, we estimate that we will incur costs and expenses in connection with the preparation and filing of reports under the Exchange Act of approximately $17,000.  We are unable to provide an estimate of the costs we may incur in connection with identifying and evaluating Targets Businesses or costs we may incur in connection with entering into a Business Combination given the multitude of variables associated with such activities.

To date, we have funded our operations through loans from our principal stockholder, which is an affiliate of our President, and as of December 31, 2010, we had borrowed the aggregate principal amount of $37,450 from it, including $8,450 during the six months ended December 31, 2010.  Our stockholders have advised us orally that they presently expect to fund additional costs and expenses that we will incur through loans or further investment in the Company, as and when necessary.  However, our stockholders are under no obligation to provide such funding.

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

Results of Operations.

Since our inception, we have not engaged in any substantive operations nor generated any revenues.  We reported a net loss for the three-month period ended December 31, 2010 of $4,623 and a net loss since inception of $42,531.  The Company has used cash from operations of $37,383 since its inception, and has a negative working capital of $42,431 at December 31, 2010.

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

Item 4(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2010, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act), pursuant to Exchange Act Rule 13a-15. Based on such evaluation, the Company’s Chief Executive Officer has concluded that the Company's disclosure controls and procedures were effective.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

1

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) During the three months ended December 31 2010, the Company did not issue any securities.

(b) Not applicable.

(c) During the three months ended December 31, 2010, neither the issuer nor any "affiliated purchaser," as defined in Rule 10b-18(a)(13), purchased and shares or other units of any class of the issuer's equity securities.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved.

Item 5. Other Information.

(a) None.

(b) The Company has not adopted any procedures by which security holders may recommend nominees to the registrant's board of directors.

Item 6. Exhibits.

Index to Exhibits

Exhibit	Description
31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010.

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

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

PARKS ONE, INC.
Date: February 9, 2011	Name:	/s/ John S. Lewis
	By:	John S. Lewis
	Title:	President, Principal Executive Officer and Principal Financial Officer

3