Form 10-K/A
period 2011-06-30
Parks One, Inc.
filed 2011-09-23
CIK 1419836

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

Item 8. Financial Statements and Supplementary Data.

(18)

--------------------

AUDITED FINANCIAL STATEMENTS

PARKS ONE, INC.

(A DEVELOPMENT STAGE COMPANY)

JUNE 30 2011

-------------------

FINANCIAL STATEMENT INDEX

(19)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Parks One, Inc.

We have audited the accompanying balance sheets of Parks One, Inc.as of June 30, 2011 and 2010 and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Parks One, Inc. as of June 30, 2011 and 2010, and the results of its operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Bongiovanni & Associates, CPA’s

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

Recent Accounting Pronouncements

FASB Accounting Standards Codification

(Accounting Standards Update (“ASU”) 2009-01)

In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of our financial statements or disclosures as a result of implementing the Codification during the fiscal year ended June 30, 2010.

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

Recent Accounting Pronouncements—cont’d

Subsequent Events

(Included in Accounting Standards Codification (“ASC”) 855 “Subsequent Events”, previously SFAS No. 165 “Subsequent Events”)

SFAS No. 165 established general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued (“subsequent events”). An entity is required to disclose the date through which subsequent events have been evaluated and the basis for that date. For public entities, this is the date the financial statements are issued. SFAS No. 165 does not apply to subsequent events or transactions that are within the scope of other GAAP and did not result in significant changes in the subsequent events reported by us.  SFAS No. 165 became effective for interim or annual periods ending after June 15, 2009 and did not impact our financial statements. We evaluated for subsequent events through the issuance date of our financial statements. No recognized or non-recognized subsequent events were noted.

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

Due to the operating loss and the inability to recognize an income tax benefit there is no provision for current or deferred federal income taxes for the year ended June 30, 2011.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal tax purposes.

The Company’s total deferred tax asset, calculated using federal effective tax rates, as of June 30, 2011 is as follows:

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

Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by approximately $4,800 and $4,200 for the tax years ending June 30, 2011 and 2010, respectively. As of June 30, 2011, the Company had a federal net operating loss carry forward in the amount of approximately $ 46,996, which expires in the year ending June 30, 2030.

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