Form 10-Q
period 2011-09-30
Parks One, Inc.
filed 2011-11-02
CIK 1419836

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every

Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐Yes ☒No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒Yes ☐No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐Yes ☐No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At November ___, 2011 there were 1,000,000 shares of common stock outstanding.

(1)

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Parks One, Inc.
(A Development Stage Company)
Balance Sheets

	As of
	September 30, 2011	June 30, 2011
	Unaudited	Audited
ASSETS

CURRENT ASSETS:
Cash	$148	$53
TOTAL CURRENT ASSETS	148	53

TOTAL ASSETS	$148	$53

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Note Payable to a Related Party	$42,960	$40,210
Accrued Interest Payable to a Related Party	7,589	6,739
TOTAL CURRENT LIABILITIES	50,549	46,949

TOTAL LIABILITIES	50,549	46,949

STOCKHOLDERS' DEFICIT
Preferred stock ($0.0001 par value; 10,000,000 shares authorized; no shares
issued and outstanding)	—	—
Common stock ($0.0001 par value; 100,000,000 shares authorized:
1,000,000 issued and outstanding)	100	100
Additional Paid in Capital	—	—
Accumulated Deficit During the Development Stage	(50,501)	(46,996)
TOTAL STOCKHOLDERS' DEFICIT	(50,401)	(46,896)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$148	$53

The accompanying notes are an integral part of these financial statements

(2)

Parks One, Inc.
(A Development Stage Company)
Statement of Operations (Unaudited)

			Cumulative
	For the three months ended		Totals Since
	September 30,		Inception
	2011	2010	October 11, 2007
REVENUES:
Revenues	$—	$—	$-
Total Revenue	—	—	-

EXPENSES:
Professional Fees	2,250	4,200	35,544
Selling, General, and Administrative	405	277	7,368
Total Expenses	2,655	4,477	42,912

OTHER (EXPENSE)/INCOME
Interest Expense--Related Party	(850)	(599)	(7,589)

Net Loss	$(3,505)	$(5,076)	$(50,501)

Net (Loss) per share	*	$(0.01)	$(0.05)

Weighted average common shares outstanding	1,000,000	1,000,000	1,000,000

*-less than $.01

The accompanying notes are an integral part of these financial statements

(3)

Parks One, Inc.
(A Development Stage Company)
Statements of Cash Flows (Unaudited)

			Cumulative
			Totals
			Since
	For the three months ended September 30,		Inception
	2011	2010	October 11, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,505)	$(5,076)	$(50,501)
Adjustments to reconcile net (loss) to net cash used in operations:
Changes in Assets and Liabilities:
Increase in Related Party Accrued Interest	850	599	7,589
NET CASH (USED IN) OPERATING ACTIVITIES	(2,655)	(4,477)	(42,912)

CASH FLOWS FROM FINANCING ACTIVITIES:
Note Payable to a Related Party	2,750	4,900	42,960
Capital Stock purchase	—	—	100
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,750	4,900	43,060

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	95	423	148

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	53	74	—

END OF THE PERIOD	$148	$497	$148

 The accompanying notes are an integral part of these financial statements

(4)

NOTE A—ORGANIZATION, BUSINESS, AND OPERATIONS

Parks One, Inc. (the “Company”) was organized under the laws of the State of Nevada on October 09, 2007 as a corporation with a year end of June 30. The Company’s objective is to acquire or merge with a target business or company in a business combination.

NOTE B—GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $50,501, used cash from operations of $42,912 since its inception, and has a working capital deficiency of $50,401 at September 30, 2011.

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

(5)

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

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

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of September 30, 2011.

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

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the quarter ended September 30, 2011.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at September 30, 2011.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2011, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the quarter ended September 30, 2011.

Recent Accounting Pronouncements

FASB Accounting Standards Codification

(Accounting Standards Update (“ASU”) 2009-01)

In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of our financial statements or disclosures as a result of implementing the Codification during the three months ended September 30, 2011.

As a result of our implementation of the Codification during the three months ended September 30, 2011, previous references to new accounting standards and literature are no longer applicable. In the current annual financial statements, we will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

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

(8)

NOTE D-SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the quarters ended September 30, 2011 and 2010 is summarized as follows:

Cash paid during the quarters ended September 30, 2011 and 2010 for interest and income taxes:

	2011	2010
Interest	$—	$—
Taxes	$—	$—

Cash paid for the period from inception through September 30, 2011 for interest and income taxes is $0.

NOTE E-SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of September 30, 2011.

NOTE F-INCOME TAXES

Due to the operating loss and the inability to recognize an income tax benefit there is no provision for current or deferred federal or state income taxes for the quarter ended September 30, 2011.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s total deferred tax asset, calculated using federal and state effective tax rates, as of September 30, 2011 is as follows:

Total Deferred Tax Asset	$17,170
Valuation Allowance	(17,170)
Net Deferred Tax Asset	—

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the quarters ended September 30, 2011 and 2010 is as follows:

	2011	2010
Income tax computed at the federal statutory rate	34%	34%
State income tax, net of federal tax benefit	0%	0%
Total	34%	34%
Valuation allowance	-34%	-34%
Total deferred tax asset	0%	0%

Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by approximately $1,191 and $1,275 for the three months ending September 30, 2011 and 2010, respectively. As of September 30, 2011, the Company had a federal and state net operating loss carry forward in the amount of approximately $ 50,501, which expires in the year ending June 30, 2030.

(9)

NOTE G-CAPITAL STOCK

The Company is authorized to issue 100,000,000 common shares at $0.0001 par value per share.

During the quarter ended September 30, 2011, the Company issued no common shares of stock.

As of September 30, 2011, the Company had the following common shares of stock outstanding:

John S. Lewis	700,000
Garvin Strategic Capital, LLC	300,000
Total	1,000,000

The Company is authorized to issue 10,000,000 preferred shares of stock at $0.0001 per share.

During the quarter ended September 30, 2011, the Company issued no preferred shares of stock.

NOTE H-DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of September 30, 2011 and to date has had no significant operations. Recovery of the Company assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

NOTE I—NOTE Payable to Related Party & Accrued Interest

A series of loans were obtained and documented by notes from JSL Investments, LLC. John S. Lewis, president of Parks One, Inc., is a principal in the lender. The total amount of the unsecured loan is $42,960, and bears interest at 8% per annum on demand. The interest accrued, but not paid, for the quarters ended September 30, 2011 and 2010 is $850 and $599, respectively. The interest accrued, but not paid from inception to September 30, 2011 is $7,589.

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

Overview

Parks One, Inc. was incorporated in the State of Nevada on October 9, 2007 (“we,” “us” or the “Company”). We are a developmental stage company and have not generated any revenues to date. We were organized to serve as a vehicle for a business combination through a capital stock exchange, merger, reverse acquisition, asset acquisition or other similar business combination (a “Business Combination”) with an operating or development stage business (the “Target”) which desires to utilize our status as a reporting company under the Exchange Act.

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

Based on our business activities, the Company is a “shell company” which is defined, as a company which has (i) no or nominal operations; and (ii) either (x) no or nominal assets; (y) assets consisting solely of cash and cash equivalents; or (z) assets consisting of any amount of cash and cash equivalents and nominal other assets. Because we are a “shell” company, the Business Combination we enter into with a Target will be deemed to be a “reverse acquisition” or “reverse merger.” In addition, under Rule 12b-2 of the Exchange Act, the Company also is a “blank check” company. The SEC defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Exchange Act and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions.

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

Any entity with which we enter into a Business Combination will be subject to numerous risks in connection with its operations. To the extent we affect a Business Combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of such companies. If we consummate a Business Combination with a foreign entity, we will be subject to all of the risks attendant to foreign operations. Although our management will endeavor to evaluate the risks inherent in a particular Target, we cannot assure you that we will properly ascertain or assess all significant risk factors.

We expect that in connection with any Business Combination, we will issue a significant number of shares of our common stock (equal to at least 80% of the total number of shares outstanding after giving effect to the transaction and likely, a significantly higher percentage) in order to ensure that the Business Combination qualifies as a “tax free” transaction under federal tax laws. The issuance of additional shares of our capital stock will:

·	significantly reduce the equity interest of our stockholders prior to the transaction; and

·	cause a change in control in our Company and likely result in the resignation or removal of our officer and director as of the date of the transaction.

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

The Company currently does not engage in any business activities that provide cash flow. During the next twelve months we anticipate incurring costs related to filing periodic reports under the Exchange Act, investigating and analyzing Targets and, possibly, consummating a Business Combination. We believe we will be able to meet these costs through use of funds in our treasury and from cash which may be loaned to or invested in us by our stockholders, management or other investors. As of September 30, 2011, the Company had $148 in its treasury. It is unlikely that we will be able to secure third party funding for our operations and we cannot be certain that the Company will be able to secure additional funding as needed. Our ability to continue as a going concern is dependent upon our ability to generate cash from the sale of our common stock and/or obtain debt financing and attain future profitable operations by acquiring or merging with a profitable company.

(11)

Liquidity and Capital Resources

At September 30, 2011, we had total assets of $148, consisting exclusively of cash. This compares with total assets of $53 at June 30, 2011, our fiscal year end. At September 30, 2011, the Company had current liabilities of $50,549 compared with current liabilities of $46,949 at June 30, 2011, in each case, comprised exclusively of amounts owed to stockholders.

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

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	For the Cumulative Period from October 11, 2007 (Inception) to September 30, 2011
Net Cash Used In Operating Activities	$2,655	$4,477	$42,912
Net Cash Provided by Financing Activities	$2,750	$4,900	$43,060
Net Increase (Decrease) in Cash and Cash Equivalents	$95	$423	$148

We do not expect to engage in any substantive activities unless and until such time as we enter into a Business Combination with a Target, if ever. We cannot provide investors with any assurance that we will have sufficient capital resources to fund our operations and realize our business objectives.

Results of Operations

Since our inception, we have not engaged in any substantive operations, other than seeking to identify a Target, nor generated any revenues. We reported a net loss for the three months ended September 30, 2011 of $3,505 compared to a net loss of $5,076 for the comparable 2010 period, and have suffered a net loss since inception of $50,501. At September 30, 2011, we had a working capital deficit of $50,401 compared to $46,896 at June 30, 2011. Since our inception, our operating expenses have principally comprised professional fees and expenses incurred in connection with the filing of reports under the Exchange Act, as well as interest accrued on loans from one of our stockholders.

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

Going Concern

Our negative working capital, continuing operating losses, failure to generate revenues and lack of operating capital create substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on its ability to generate cash from the sale of its securities and attaining future profitable operations. Management’s plans include selling its equity securities and obtaining debt financing to fund its capital requirement and ongoing operations; however, there can be no assurance the Company will be successful in these efforts.

(12)

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2011, the Company’s management performed an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer and who we refer to herein as our PEO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act), pursuant to Exchange Act Rule 13a-15. As a result of our continuing efforts to remediate the material weaknesses in our internal control over financial reporting that existed as of December 31, 2010 and which remained extant as of the close of the period covered by this Report, our PEO concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2011.

The weaknesses in our disclosure and procedures encompassed weaknesses in certain elements of our internal control over financial reporting (ICFR) that our subsumed within our disclosure controls and procedures. A material weakness is defined in Section 210.1-02(4) of Regulation S-X as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The specific weaknesses relate to elements of our ICFR that provide reasonable assurances that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and comprise the following:

1.	We did not maintain effective controls over the control environment.
2.	We did not maintain effective controls over financial statement disclosure.
3.	We did not maintain effective controls over financial reporting.
4.	There existed a lack of segregation of duties in regard to the Company’s financial reporting, procedures for depositing of funds, procedures for cash disbursements, procedures for checkbook entries, period close procedures, and procedures for financial statement preparation, because we have only one officer who is responsible for all such duties.

We believe that the weaknesses in our disclosure controls and procedures and ICFR are a direct consequence of our size, resource constraints and the nature of our business. We are a “shell company,” as defined under the Securities Act, in that we have no operations and nominal assets. Further, we have no full-time employees. As a result, we are constrained by our lack of resources to take the types of corrective actions that would be necessary to remediate the material weaknesses, including, for example, engaging additional accounting personnel and adopting an audit committee charter and seating an audit committee with at least one independent member who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Reserved)

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description
31.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quart

32.1*	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 200
101.INS1	XBRL Instance Document

101.SCH1	XBRL Taxonomy Extension Schema Document

101.CAL1	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB1	XBRL Taxonomy Extension Label Linkbase Document

101.PRE1	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: November 2, 2011

Name:	/s/ John S. Lewis
By:	John S. Lewis
Title:	President, Principal Executive Officer and Principal Financial Officer