Form 10-Q
period 2011-12-31
Parks One, Inc.
filed 2012-02-08
CIK 1419836

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2011

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

___________________________________

(Former name, former address and former

fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒Yes ☐No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At February 8, 2012 there were 1,000,000 shares of common stock outstanding.

(1)

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Parks One, Inc.
(A Development Stage Company)
Balance Sheets

	As of
	December 31, 2011	June 30, 2011
	Unaudited	Audited
ASSETS

CURRENT ASSETS:
Cash	$83	$53
TOTAL CURRENT ASSETS	83	53

TOTAL ASSETS	$83	$53

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Note Payable to a Related Party	$46,860	$40,210
Accrued Interest Payable to a Related Party	8,540	6,739
TOTAL CURRENT LIABILITIES	55,400	46,949

TOTAL LIABILITIES	55,400	46,949

STOCKHOLDERS' DEFICIT
Preferred stock ($0.0001 par value; 10,000,000 shares authorized; no shares
issued and outstanding)	—	—
Common stock ($0.0001 par value; 100,000,000 shares authorized:
1,000,000 issued and outstanding)	100	100
Additional Paid in Capital	—	—
Accumulated Deficit During the Development Stage	(55,417)	(46,996)
TOTAL STOCKHOLDERS' DEFICIT	(55,317)	(46,896)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$83	$53

The accompanying notes are an integral part of these financial statements

(2)

Parks One, Inc.
(A Development Stage Company)
Statements of Operations (Unaudited)

					Cumulative
	For the three months ended		For the six months ended		Totals Since
	December 31,		December 31,		Inception
	2011	2010	2011	2010	October 11, 2007
REVENUES:
Revenues	$—	$—	$—	$—	$—
Total Revenue	—	—	—	—	—

EXPENSES:
Professional Fees	3,300	3,300	5,550	7,500	38,844
Selling, General, and Administrative	665	580	1,070	857	8,033
Total Expenses	3,965	3,880	6,620	8,357	46,877

OTHER (EXPENSE)/INCOME
Interest Expense--Related Party	(952)	(743)	(1,801)	(1,343)	(8,540)

Net Loss	$(4,917)	$(4,623)	$(8,421)	$(9,700)	$(55,417)

Net (Loss) per share	*	*	$(0.01)	$(0.01)	$(0.06)

Weighted average common shares outstanding	1,000,000	1,000,000	1,000,000	1,000,000	1,000,000

*=less than $0.01

The accompanying notes are an integral part of these financial statements

(3)

Parks One, Inc.
(A Development Stage Company)
Statements of Cash Flows (Unaudited)

			Cumulative
			Totals
	For the six months ended		Since
	December 31,		Inception
	2011	2010	October 11, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,421)	$(9,700)	$(55,417)
Adjustments to reconcile net (loss) to net cash used in operations:
Changes in Assets and Liabilities:
Increase in Related Party Accrued Interest	1,801	1,343	8,540
NET CASH (USED IN) OPERATING ACTIVITIES	(6,620)	(8,357)	(46,877)

CASH FLOWS FROM FINANCING ACTIVITIES:
Note Payable to a Related Party	6,650	8,450	46,860
Capital Stock purchase	—	—	100
NET CASH PROVIDED BY FINANCING ACTIVITIES	6,650	8,450	46,960

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	30	93	83

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	53	74	—

END OF THE PERIOD	$83	$167	$83

The accompanying notes are an integral part of these financial statements

(4)

PARKS ONE, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2011

NOTE A—ORGANIZATION, BUSINESS, AND OPERATIONS

Parks One, Inc. (the “Company”) was organized under the laws of the State of Nevada on October 09, 2007 as a corporation with a year end of June 30. The Company’s objective is to acquire or merge with a target business or company in a business combination.

NOTE B—GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $55,417, used cash from operations of $46,877 since its inception, and has a working capital deficiency of $55,317 at December 31, 2011.

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

AS OF DECEMBER 31, 2011

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of December 31, 2011.

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

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the quarter ended December 31, 2011.

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

(6)

PARKS ONE, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2011

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at December 31, 2011

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2011, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the quarter ended December 31, 2011.

Recent Accounting Pronouncements

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

(7)

PARKS ONE, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2011

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

Recent Accounting Pronouncements—cont’d

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

NOTE D-SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the six months ended December 31, 2011 and 2010 is summarized as follows:

Cash paid during the six months ended December 31, 2011 and 2010 for interest and income taxes:

	2011	2010
Interest	$—	$—
Taxes	$—	$—

Cash paid for the period from inception through December 31, 2011 for interest and income taxes is $0.

NOTE E-SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of December 31, 2011.

NOTE F-INCOME TAXES

Due to the operating loss and the inability to recognize an income tax benefit there is no provision for current or deferred federal or state income taxes for the six months ended December 31, 2011.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s total deferred tax asset, calculated using federal and state effective tax rates, as of December 31, 2011 is as follows:

Total Deferred Tax Asset	$18,841
Valuation Allowance	(18,841)
Net Deferred Tax Asset	—

(8)

PARKS ONE, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2011

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the six months ended December 31, 2011 and 2010 is as follows:

	2011	2010
Income tax computed at the federal statutory rate	34%	34%
State income tax, net of federal tax benefit	0%	0%
Total	34%	34%
Valuation allowance	-34%	-34%
Total deferred tax asset	0%	0%

Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by approximately $2,863 and $3,298 for the six months ending December 31, 2011 and 2010, respectively. As of December 31, 2011, the Company had a federal and state net operating loss carry forward in the amount of approximately $ 55,417, which expires in the year ending June 30, 2030.

NOTE G-CAPITAL STOCK

The Company is authorized to issue 100,000,000 common shares at $0.0001 par value per share.

During the six months ended December 31, 2011, the Company issued no common shares of stock.

As of December 31, 2011, the Company had the following common shares of stock outstanding:

John S. Lewis	700,000
Garvin Strategic Capital, LLC	300,000
Total	1,000,000

The Company is authorized to issue 10,000,000 preferred shares of stock at $0.0001 per share.

During the six months ended December 31, 2011, the Company issued no preferred shares of stock.

NOTE H-DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of December 31, 2011 and to date has had no significant operations. Recovery of the Company assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

NOTE I—NOTE Payable to Related Party & Accrued Interest

A series of loans were obtained and documented by notes from JSL Investments, LLC. John S. Lewis, president of Parks One, Inc., is a principal in the lender. The total amount of the unsecured loan is $46,860, and bears interest at 8% per annum on demand. The interest accrued, but not paid, for the three months ended December 31, 2011 and 2010 is $952 and $743, respectively. The interest accrued, but not paid, for the six months ended December 31, 2011 and 2010 is $1,801 and $1,343, respectively. The interest accrued, but not paid from inception to December 31, 2011 is $8,540.

(9)

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

(10)

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

The Company currently does not engage in any business activities that provide cash flow. During the next twelve months we anticipate incurring costs related to filing periodic reports under the Exchange Act, investigating and analyzing Targets and, possibly, consummating a Business Combination. We believe we will be able to meet these costs through use of funds in our treasury and from cash which may be loaned to or invested in us by our stockholders, management or other investors. As of December 31, 2011, the Company had $83 in its treasury. It is unlikely that we will be able to secure third party funding for our operations and we cannot be certain that the Company will be able to secure additional funding as needed. Our ability to continue as a going concern is dependent upon our ability to generate cash from the sale of our common stock and/or obtain debt financing and attain future profitable operations by acquiring or merging with a profitable company.

(11)

Liquidity and Capital Resources

At December 31, 2011, we had total assets of $83, consisting exclusively of cash. This compares with total assets of $53 at June 30, 2011, our fiscal year end. At December 31, 2011, the Company had current liabilities of $55,400 compared with current liabilities of $46,949 at June 30, 2011, in each case, comprised exclusively of amounts owed to stockholders.

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

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

	Six Months Ended December 31, 2011	Six Months Ended December 31, 2010	For the Cumulative Period from October 11, 2007 (Inception) to December 31, 2011
Net Cash (Used In) Operating Activities	$(6,620)	$(8,357)	$(46,877)
Net Cash Provided by Financing Activities	$6,650	$8,450	$46,990
Net Increase (Decrease) in Cash and Cash Equivalents	$30	$93	$83

We do not expect to engage in any substantive activities unless and until such time as we enter into a Business Combination with a Target, if ever. We cannot provide investors with any assurance that we will have sufficient capital resources to fund our operations and realize our business objectives.

Results of Operations

Since our inception, we have not engaged in any substantive operations, other than seeking to identify a Target, nor generated any revenues. We reported a net loss for the three months ended December 31, 2011 and 2010 of $4,917 and $4,623, respectively and a net loss of for the six months ended December 31, 2011 and 2010 of $8,421 and $9,700, respectively, and have suffered a net loss since inception of $55,417. At December 31, 2011, we had a working capital deficit of $55,317 compared to $46,896 at June 30, 2011. Since our inception, our operating expenses have principally comprised professional fees and expenses incurred in connection with the filing of reports under the Exchange Act, as well as interest accrued on loans from one of our stockholders.

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

Item 4(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2011, the Company’s management performed an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer and who we refer to herein as our PEO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act), pursuant to Exchange Act Rule 13a-15. As a result of our continuing efforts to remediate the material weaknesses in our internal control over financial reporting that existed as of December 31, 2010 and which remained extant as of the close of the period covered by this Report, our PEO concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2011.

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

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Date: February 8, 2012

Name:	/s/ John S. Lewis
By:	John S. Lewis
Title:	President, Principal Executive Officer and Principal Financial Officer